Form 10QSB
period 2006-06-30
CHATSWORTH ACQUISITIONS III INC
filed 2006-11-29
CIK 1372618

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52182

Chatsworth Acquisitions III, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-3721090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number

c/o DAS Consulting LLC
56 Pine Street, #11F
New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 212-750-3355
Issuer’s facsimile number: 212-504-3015

c/o DAS Consulting LLC
75 Maiden Lane, Suite 215
New York, New York 10038
_______________________________
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $.001 per share, outstanding as of November 27, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

CHATSWORTH ACQUISITIONS III, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chatsworth Acquisitions III, Inc.
(A Development Stage Company)
Balance Sheet
June 30, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,000

Total current assets	2,000

TOTAL ASSETS	$2,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Advance from shareholder	$2,187

Total current liabilities	2,187

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000shares authorized; 1,000,000 shares issued and outstanding	1,000
Additional paid-in capital	13,500
Deficit accumulated during the development	(14,687)
Stage

Total stockholders' deficit	(187)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,000

See accompanying notes to Financial Statements

Chatsworth Acquisitions III, Inc.
(A Development Stage Company)
Statements of Operations

		For the period
	For the three	from inception
	months ended	(July 22, 2005)
	June 30, 2006	to June 30, 2006

REVENUES	$-	$-

OPERATING EXPENSES
Selling, general and administrative	2,187	14,687

NET LOSS	(2,187)	(14,687)

Accumulated deficit

Balance, beginning of period	(12,500)	-

Balance, end of period	$(14,687)	$(14,687)

NET LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,000,000	1,000,000

See accompanying notes to Financial Statements

Chatsworth Acquisitions III, Inc.
(A Development Stage Company)
Statements of Cash Flows

		For the period
	For the three	from inception
	months ended	(July 22, 2005)
	June 30, 2006	to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,187)	$(14,687)
Adjustments to reconcile
net loss to net cash flows
from operating activities:	-	-

Net cash flows from operating activities	(2,187)	(14,687)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	2,000
Expenses paid by shareholder	2,187	2,187
Issuance of common stock	-	12,500

Net cash flows from financing activities	2,187	16,687

NET INCREASE IN CASH
AND CASH EQUIVALENTS	-	2,000

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	2,000	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,000	$2,000

See accompanying notes to Financial Statements

Chatsworth Acquisitions III, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

1.    Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by Chatsworth Acquisitions III, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 2006.

2.    Summary of Significant Accounting Policies

Development Stage Company
Chatsworth Acquisitions III, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on July 22, 2005. The principal office of the corporation is 56 Pine Street, 11F, New York, NY 10005.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses that have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method
The Company records income and expenses on the accrual method.

Loss per Share
Loss per share was computed using the weighted average number of shares outstanding during the period. Shares issued to insiders in anticipation of a public offering have been accounted for as outstanding since inception.

Organization Costs
Costs to incorporate the Company are charged to expense as incurred.

Chatsworth Acquisitions III, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

2.    Summary of Significant Accounting Policies (continued)

Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

Statements of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items
SFAS 130 -- Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended June 30, 2006, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Recent Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on it’s financial statements assuming employee stock options are granted in the future.

Chatsworth Acquisitions III, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

2.    Summary of Significant Accounting Policies (continued)

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

3.    Stockholders’ Equity

As of June 30, 2006, 75,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 1,000,000 were issued and outstanding. Of the total shares authorized for issuance, 1,000,000 were issued for cash of $0.0125 per share, and a total of $12,500 was recorded as general and administrative expense.

4.    Related Party Transactions

As of the date hereof, one shareholder is acting as officer of the Company and is the owner of 1,000,000 shares of its issued and outstanding common stock, constituting 100% of the Company’s issued and outstanding common stock.

The same shareholder advanced $2,187 to the Company to pay for operating expenses during the quarter ended June 30, 2006.

5.    Income Taxes

The Company has Federal net operating loss carryforwards of approximately $3,854 expiring 2025. Deductible temporary differences of $10,833 comprise startup costs amortized over 60 months for tax and deducted currently for financial statement purposes. The tax benefit of these net operating losses and temporary differences is approximately $1,875 and has been offset by a full allowance for realization. The net operating loss carryforward may be limited upon consummation of a business combination under IRC Section 381.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Chatsworth Acquisitions III, Inc. (the “Company”) has not realized any revenues from operations since July 22, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls. There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended June 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 14, 2006, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATSWORTH ACQUISITIONS III, INC.

Date: November 27, 2006	By:	/s/ Deborah A. Salerno
Name: Deborah A. Salerno
Title: President

3