Form 10QSB
period 2007-09-30
CHATSWORTH ACQUISITIONS III INC
filed 2007-11-14
CIK 1372618

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52182

Chatsworth Acquisitions III, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

20-3721090
(I.R.S. Employer Identification Number)

c/o DAS Consulting LLC, 56 Pine Street, #11F, New York, New York 10005
(Address of Principal Offices)

212-750-3355
(Issuer’s Telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,000,000 shares of common stock, par value $.001 per share, outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CHATSWORTH ACQUISITIONS III, INC.

- INDEX -

		Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheet as of September 30, 2007 (unaudited)		F-1

Statements of Operations for the Three and Six Months Ended September 30, 2007 and 2006 and for the Period from Inception (July 22, 2005) to September 30, 2007 (unaudited)		F-2

Statements of Cash Flows for the Six Months Ended September 30, 2007 and 2006 and for the Period from Inception (July 22, 2005) to September 30, 2007 (unaudited)		F-3

Notes to Financial Statements		F-4

Item 2.	Management's Discussion and Analysis or Plan of Operation	1

Item 3.	Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	2

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3.	Defaults Upon Senior Securities	2

Item 4.	Submission of Matters to a Vote of Security Holders	2

Item 5.	Other Information	2

Item 6.	Exhibits	3

Signatures		4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chatsworth Acquisitions III, Inc.
(A Development Stage Company)
Balance Sheet
September 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,308
Total current assets	11,308

TOTAL ASSETS	$11,308

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Advance from shareholder	$16,149
Due to Affiliate	5,000
Accounts Payable	1,489
Total current liabilities	22,638

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000
shares authorized; 0 shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000
shares authorized; 2,000,000 shares issued and outstanding	2,000
Additional paid-in capital	25,000
Deficit accumulated during the development
stage	(38,330)

Total stockholders' equity (deficit)	(11,330)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,308

See accompanying notes to Financial Statements.

Chatsworth Acquisitions III, Inc.
(A Development Stage Company)
Statements of Operations
September 30, 2007

					For the period
	For the three	For the six	For the three	For the six	from inception
	months ended	months ended	months ended	months ended	(July 22, 2005)
	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2006	to September 30, 2007

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Selling, general and administrative	6,489	9,220	$12,500	$14,687	38,330

NET LOSS	(6,489)	(9,220)	(12,500)	(14,687)	(38,330)

NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,890,110	1,437,158	1,000,000	1,000,000	1,100,000

See accompanying notes to Financial Statements.

Chatsworth Acquisitions III, Inc.
(A Development Stage Company)
Statements of Cash Flows
September 30, 2007

			For the period
	For the six	For the six	from inception
	months ended	months ended	(July 22, 2005)
	September 30, 2007	September 30, 2006	to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,220)	$(14,687)	$(38,330)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Increase in due to affiliate	5,000	-	5,000
Increase in accounts payable	884	-	1,489

Net cash flows from operating activities	(3,336)	(14,687)	(31,841)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	-	2,000
Advance from shareholder	1,666	14,687	16,149
Issuance of common stock	12,500	-	25,000

Net cash flows from financing activities	14,166	14,687	43,149

NET INCREASE IN CASH
AND CASH EQUIVALENTS	10,830	-	11,308

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	478	2,000	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$11,308	$2,000	$11,308

See accompanying notes to Financial Statements.

Chatsworth Acquisitions III, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

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

2. Management’s Representation of Interim Financial Information

On September 26, 2007, Chatsworth Acquisitions III, Inc. commenced a private placement of shares of its common stock, par value $.001 per share on a best efforts basis with expected gross proceeds of up to $30,000. The Company is offering up to 400 investment units, each Unit consisting of 2,500 Shares at a per Unit price of $75.00. The offering period during which the Company will accept subscriptions to purchase Shares commenced on September 26, 2007 and will continue until the earliest of: (i) the sale of all the Units being offered; (ii) 60 days from September 26, 2007 (subject to extension by the Company for an additional 60 days); and (iii) the termination of the Offering Period by the Company.

At September 30, 2007, no Units had been sold.

3. Unregistered Sales of Equity Securities

On July 24, 2007, Chatsworth Acquisitions III, Inc., sold 500,000 shares of common stock, par value $.001 per share to Frank L. Kramer. Mr. Kramer purchased his shares of Common Stock for an aggregate purchase price equal to $6,250. On July 25, 2007, the Company sold 500,000 shares of Common Stock to Philip Berman, for an aggregate purchase price equal to $6,250. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. As of the date hereof, the Company has 2,000,000 shares of Common Stock issued and outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On September 26, 2007, the Company commenced a private placement (the “Offering”) of shares (the “Shares”) of its common stock, par value $.001 per share (the “Common Stock”) on a best efforts basis with expected gross proceeds of up to $30,000. The Company is offering up to 400 investment units (the “Units”), each Unit consisting of 2,500 Shares at a per Unit price of $75.00. The offering period during which the Company will accept subscriptions to purchase Shares (the “Offering Period”) commenced on September 26, 2007 and will continue until the earliest of: (i) the sale of all the Units being offered; (ii) 60 days from September 26, 2007 (subject to extension by the Company for an additional 60 days); and (iii) the termination of the Offering Period by the Company. The Company plans to use the net proceeds of the Offering as working capital. The Company is completing the Offering in order to increase the number of stockholders in the Company so that the Company is more desirable as a public entity with which a private enterprise may wish to combine. In connection with the Offering, the Company is expected to agree, subject to certain terms and conditions, to file a registration statement under the Securities Act covering the resale of the Shares.

The Shares are expected to be issued to accredited investors under an exemption from the registration requirements of the Securities Act, and any purchasers would be prohibited from offering or selling the Shares purchased in the Offering in the absence of an effective registration statement or an applicable exemption from registration requirements.

As of November 14, 2007, the Company has not closed on any sales of the Units.

2

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2005.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 14, 2006, and incorporated herein by this reference.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007	CHATSWORTH ACQUISITIONS III, INC.

By: /s/ Deborah A. Salerno
Name: Deborah A. Salerno
Title: President

4